Form 10-K405
period 2000-12-31
ASSOCIATES CREDIT CARD RECEIVABLES CORP; ASSOCIATES CREDIT CARD MASTER NOTE TRUST
filed 2001-04-02
CIK 1103055, 1103057

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ___________________.


Commission file number:   333-94867
                          333-94867-01
                         --------------------------------

                    ASSOCIATES CREDIT CARD RECEIVABLES CORP.
                           (Originator of the Trust)

                    ASSOCIATES CREDIT CARD MASTER NOTE TRUST
                             (Issuer of the Notes)

             (Exact Name of Registrant as Specified in Its Charter)

     State or other jurisdiction of incorporation or organization: Delaware

                 I.R.S. Employer Identification No.: 75-2709748

                    Address of principal executive offices:
           290 East Carpenter Freeway, 7 Decker, Irving, Texas 75062

       Registrant's telephone number, including area code: (972) 652-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X*   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not applicable.

-------------
* The Registrant has prepared its Form 10-K in reliance on and in accordance with the terms of various no action letters issued by the SEC in respect of other trusts that are substantially similar to Associates Credit Card Master Note Trust. Items marked as "omitted" have been so omitted as a result of such reliance.

PART I

Item 1.  BUSINESS.

         Associates Credit Card Master Note Trust (the "Trust") was formed pursuant to a Trust Agreement, dated as of April 1, 2000, by and between Associates Credit Card Receivables Corp. (the "Transferor") and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). The Trust is a master trust and has issued, and may in the future issue, asset backed notes in series, which may consist of one or more classes issued at the same or different times. The notes of each series will be issued pursuant to an indenture supplement to an Amended and Restated Master Indenture, dated as of April 1, 2000 (the "Master Indenture"), by and between the Trust and The Bank of New York, as Indenture Trustee (the "Indenture Trustee"). Associates National Bank (Delaware) is the originator of credit card receivables (the "Receivables") of selected MasterCard and VISA revolving credit card accounts (the "Accounts") and has sold those Receivables to Associates Credit Card Services, Inc. pursuant to a receivables purchase agreement. Associates Credit Card Services, Inc. has, in turn, transferred those Receivables to the Transferor pursuant to a receivables purchase agreement and the Transferor has, in turn, transferred those Receivables to the Trust pursuant to a Transfer and Servicing Agreement, dated as of April 1, 2000, by and among the Transferor, Associates National Bank (Delaware), as Servicer (the "Servicer"), and the Trust. Associates National Bank (Delaware) services the receivables and acts as the Trust's administrator.

         The Receivables transferred to the Trust are the primary trust assets. The sole business of the Trust is to hold the Receivables and to apply payments and proceeds received with respect to the Receivables to make payments to noteholders as described in the supplement to the Master Indenture for each series of notes. The Trust has issued Asset Backed Notes, Series 2000-98-1, Series 2000-98-2, Series 2000-99-1, Series
         2000-99-2, Series 2000-99-3 and Series 2000-99-4 (the "Conduit Notes")
         and Series 2000-1 and Series 2000-2 (the "Public Notes" and, together with the Conduit Notes, the "Notes").

         The monthly Servicer's certificates (the "Monthly Certificates") contain information relating to the Receivables and the Accounts from which the Receivables arise and are prepared by the Servicer and delivered to the Indenture Trustee pursuant to Section 3.04(b) of the Transfer and Servicing Agreement. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Monthly Periods ending in June through December 2000 are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission on September 19, 2000, October 27, 2000 (3 filings), November 29, 2000, December 28, 2000 and January 18, 2001.

Item 2.  PROPERTIES.

         Omitted.

Item 3.  LEGAL PROCEEDINGS.

         The Registrant knows of no material pending legal proceedings with respect to the Trust, Associates National Bank (Delaware) or Associates Credit Card Receivables Corp. other than routine proceedings incidental to the business of the Trust, Associates National Bank (Delaware) and Associates Credit Card Receivables Corp.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of noteholders during the fiscal year covered by this report.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         To the knowledge of the Registrant, there is no established public trading market for the Notes.

         Each class of Conduit Notes is represented by one or more definitive notes registered in the name of the purchasers of, or agents for the purchasers of, that class of Conduit Notes. Each class of Public Notes is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").


Item 6.  SELECTED FINANCIAL DATA.

         Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Omitted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Omitted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Omitted.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Omitted.

Item 11. EXECUTIVE COMPENSATION.

         Omitted.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Each class of Public Notes is represented by one or more definitive notes registered in the name of Cede, the nominee of DTC, and an investor holding a Public Note issued by the Trust is not entitled to receive a definitive note representing such Public Note except in limited circumstances set forth in the Master Indenture. Accordingly, Cede is the sole holder of record of the Senior Notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Senior Notes for their own account or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

         (b) Omitted.

         (c) Omitted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number             Description
--------------             -----------
99.1                       Annual Servicer's Certificate pursuant to Section
                           3.05 of Transfer and Servicing Agreement

99.2 Compliance Certificate pursuant to Section 3.09 of the Master Indenture

         (b) The following Current Reports on Form 8-K were filed by the Registrant during 2000:

             (1) Current Report on Form 8-K, filed on September 19, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of August, 2000.

             (2) Current Report on Form 8-K, filed on October 27, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of June, 2000.

             (3) Current Report on Form 8-K, filed on October 27, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of July, 2000.

             (4) Current Report on Form 8-K, filed on October 27, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of September, 2000.

             (5) Current Report on Form 8-K, filed on November 29, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of October, 2000.

             (6) Current Report on Form 8-K, filed on December 28, 2000, reporting Item 5, providing the Monthly Servicer Certificate for the month of November, 2000.

         (c) Omitted.

         (d) Omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASSOCIATES CREDIT CARD RECEIVABLES CORP.


Dated: March 30, 2001           /s/ MICHAEL J. FORDE
                              -------------------------------------------------
                                    Michael J. Forde
                                    Vice President

                                    EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

 99.1     Annual Servicer's Certificate pursuant to Section 3.05 of the
          Transfer and Servicing Agreement

 99.2     Compliance Certificate pursuant to Section 3.09 of the Master
          Indenture